Form 10-K/A
period 2009-12-31
BMW Vehicle Lease Trust 2009-1
filed 2010-04-02
CIK 1464866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:    None

This Amendment No. 1 to the Annual Report on Form 10-K of BMW Vehicle Lease Trust 2009-1 for the year ended December 31, 2009, is being filed for the purpose of filing Exhibit 34.1, which was not previously filed. Otherwise, this amendment does not update or modify in any way any information or exhibits filed in BMW Vehicle Lease Trust 2009-1’s Annual Report on Form 10-K, filed in March 31, 2010, for the year ended December 31, 2009.

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

33.1

Management’s Assertion of Compliance with Regulation AB (BMW Financial Services NA, LLC).

33.2

Indenture Trustee’s Assertion of Compliance with Regulation AB (Citibank N.A.).

34.1

Report of Independent Registered Public Accounting Firm (J.H. Cohn LLP, on behalf of BMW Financial Services NA, LLC).

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

Dated: April 1, 2010

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

33.1

Management’s Assertion of Compliance with Regulation AB (BMW Financial Services NA, LLC).

33.2

Indenture Trustee’s Assertion of Compliance with Regulation AB (Citibank N.A.).

34.1

Report of Independent Registered Public Accounting Firm (J.H. Cohn LLP, on behalf of BMW Financial Services NA, LLC).

34.2

Report of Independent Registered Public Accounting Firm (KPMG LLP, on behalf of Citibank, N.A.).

35.1

Servicer Compliance Statement of BMW Financial Services NA, LLC.

99.1

Servicer’s Annual Statement of Compliance